Form 10QSB
period 2003-06-30
WESTERN FEED MILLS INC
filed 2003-08-15
CIK 881058

OMB APPROVAL
                                                     OMB Number:
                                                     Expires:
                                                     Estimated average burden
                                                     hours per response

                                FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended  June 30, 2003

                                       Or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

                     Commission file number 333-88484


                         Western Feed Mills, Inc.
            (Exact name of Issuer as specified in its charter)

 Kansas                                            48-0978853
(State or other jurisdiction                      (I.R.S. Employer
incorporation or organization)                    identification No.)

                         Route 1, Sale Barn Road
                                PO Box 596
                          Cedar Vale, KS 67024
                (Address of principal executive offices)
                                (Zip Code)

                              (620) 758-2283
             (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            _X__ Yes   ___ No.

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                             ___ Yes   ___ No


                      APPLICABLE ONLY TO CORPORATE ISSUES

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest publication date: 5,842,596 shares of common stock, no par value as of August 14, 2003.

Transitional Small Business Disclosure Format (check one)  ____ Yes  __X_ No

SEC2334 (3-03))  Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Contents:

INDEPENDENT ACCOUNTANTS' CONSENT

INDEPENDENT ACCOUNTS' REPORT

FINANCIAL STATEMENTS

  Balance Sheet
  Statements of Income
  Statement of Stockholder's Equity
  Statement of Cash Flows
  Notes to Financial Statements

                       INDEPENDENT ACCOUNTANTS' CONSENT


We consent to the use in the June 30, 2003 Form 10-QSB of our review report dated August 7, 2003 accompanying the financial statements and schedules.



                                        /s/Varney & Associates, CPAs, LLC


Varney & Associates, CPAs, LLC
Manhattan, Kansas
August 8, 2003

                            WESTERN FEED MILLS, INC.

                               Cedar Vale, Kansas


                              FINANCIAL STATEMENTS


                             June 30, 2003 and 2002
















                         VARNEY & ASSOCIATES, CPAs, LLC
                               Manhattan, Kansas

August 7, 2003




To the Board of Directors
Western Feed Mills, Inc.
Cedar Vale, Kansas


                          INDEPENDENT AUDITORS' REPORT


We have reviewed the accompanying balance sheets of Western Feed Mills, Inc. (a corporation) as of June 30, 2003 and 2002, and the related statements of income, stockholders' equity, and cash flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Western Feed Mills, Inc.

A review consists principally of inquires of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principals.




                                         /s/ Varney & Associates, CPAs, LLC
                                         Certified Public Accountants


                            WESTERN FEED MILLS, INC.
                              Cedar Vale, Kansas
                                BALANCE SHEETS
                                   June 30,

                                                2003             2002
                                    ASSETS
Current Assets
        Cash and cash equivalents           $   102,750      $    32,049
        Trade receivables                       151,527          146,209
        Payroll tax receivable                        -           18,748
        Inventories                             122,850          122,370
          Total Current Assets              $   377,127      $   319,376

Property and Equipment
        Land                                $    42,500      $    34,000
        Property and equipment                2,298,991        2,030,790
          Subtotal                          $ 2,341,491      $ 2,064,790
        Less:  Accumulated depreciation       1,506,175        1,411,787
          Total Property and Equipment      $   835,316      $   653,003

Other Assets
        Deposits                            $    10,000      $    10,000

          TOTAL ASSETS                      $ 1,222,443      $   982,379


                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
        Accounts payable                    $    13,666      $         -
        Accrued expenses                          5,186            5,790
        Customer deposits on orders              10,826                -
        Current maturities of long-term
          liabilities                            76,731           66,978
          Total Current Liabilities         $   106,409      $    72,768

Long-Term Liabilities
        Long-term liabilities, less
          current maturities                $   720,679      $   659,015

          TOTAL LIABILITIES                 $   827,088      $   731,783

Stockholders' Equity
        Preferred stock, no par value;
          30,000,000 shares authorized
          in 2003 and 2002; 0 issued        $         -      $         -
        Common stock, no par value;
          50,000,000 shares authorized
          in 2003 and 2002; 5,842,596
          issued in 2003 and 2002             2,665,595        2,665,595
        Accumulated (deficit)                (2,270,240)      (2,414,999)

          TOTAL STOCKHOLDERS' EQUITY        $   395,355      $   250,596

            TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY          $ 1,222,443      $   982,379



                    The accompanying notes are an integral part
                          of these financial statements.



                            WESTERN FEED MILLS, INC.
                              Cedar Vale, Kansas
                             STATEMENTS OF INCOME
                        For The Six Months Ended June 30,


                                                  2003            2002

NET SALES                                     $ 1,785,269      $ 1,462,166

    Cost of Sales                               1,292,330        1,067,866

    Gross Profit                              $   492,939      $   394,300

OPERATING EXPENSES
    Delivery                                  $   105,094      $    80,356
    Depreciation                                   15,912           17,838
    Selling                                        58,480           50,656
    General and administrative                    185,025          172,165
      Total Operating Expenses                $   364,511      $   321,015

OPERATING INCOME                              $   128,428      $    73,285

OTHER EXPENSES (INCOME)
    Interest                                  $    16,057      $    25,980

NET INCOME                                    $   112,371      $    47,305
    Other comprehensive income                          -                -

COMPREHENSIVE INCOME                          $   112,371      $    47,305


Basic earnings per common share               $      0.02      $      0.01


                    The accompanying notes are an integral part
                          of these financial statements.





                           WESTERN FEED MILLS, INC.
                             Cedar Vale, Kansas
                     STATEMENTS OF STOCKHOLDERS' EQUITY
               For The Six Months Ended June 30, 2003 and 2002


                                         Common Stock
                                     Number
                                    of Shares            Accumulated
                                   Outstanding  Amount     (Deficit)    Total

Balance - December 31, 2001        5,842,596  $2,665,595 $(2,462,304) $ 203,291

   Net income - June 30, 2002              -           -      47,305     47,305

Balance - June 30, 2002            5,842,596  $2,665,595 $(2,414,999) $ 250,596

   Net income - July 1, 2002
     to December 31, 2002                  -           -      32,388     32,388

Balance - December 31, 2002        5,842,596  $2,665,595 $(2,382,611) $ 282,984

   Net income - June 30, 2003              -           -     112,371    112,371

Balance - June 30, 2003            5,842,596  $2,665,595 $(2,270,240) $ 395,355



                    The accompanying notes are an integral part
                          of these financial statements.



                             WESTERN FEED MILLS, INC.
                                Cedar Vale, Kansas
                             STATEMENTS OF CASH FLOWS
                         For The Six Months Ended June 30,


                                                        2003          2002

                  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                        $   112,371    $   47,305
  Adjustments to reconcile net income to net
   cash provided by operating activities
    Depreciation expense                            $    45,600    $   43,818
     Change in assets and liabilities
      (Increase) decrease in trade receivables           43,467       (36,517)
      (Increase) decrease in payroll tax receivable       2,906       (18,748)
      (Increase) decrease in inventories                 (1,881)        2,429
       Increase (decrease) in accounts payable              266       (21,452)
       Increase (decrease) in accrued expenses           (1,339)        1,868
       Increase (decrease) in customer deposits on
        orders                                          (43,305)      (13,194)
         Total Adjustments                          $    45,714    $  (41,796)

NET CASH PROVIDED BY OPERATING ACTIVITIES           $   158,085    $    5,509

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of property and equipment                $  (236,742)   $  (34,731)

CASH FLOWS FROM FINANCING ACTIVITIES

  Increase in deferred compensation                 $     9,051    $    9,050
  Proceeds from long-term debt                          144,000        22,999
  Principal payments on long-term debt                   (7,889)      (37,020)
    Net Cash (Used in) Provided by Financing
     Activities                                     $   145,162    $   (4,971)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS     $    66,505    $  (34,193)

CASH AND EQUIVALENTS - BEGINNING                         36,245        66,242

CASH AND EQUIVALENTS - ENDING                       $   102,750    $   32,049


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash payments for interest                        $    16,057    $   25,980
  Cash payments for taxes                           $         -    $        -

DISCLOSURE OF ACCOUNTING POLICY
  For purposes of the statement of cash flows, the Company considers cash and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.



                    The accompanying notes are an integral part
                          of these financial statements.

                           WESTERN FEED MILLS, INC.
                              Cedar Vale, Kansas
                        NOTES TO FINANCIAL STATEMENTS
                            June 30, 2003 and 2002


Note 1:  Nature of Business and Significant Accounting Policies

Nature of Business

The Company is engaged in the manufacturing and sale of livestock feed. Sales are primarily to customers in the agribusiness industry in Kansas and Oklahoma. The Company's sales are seasonal with approximately 75% of sales delivered in the first and last quarters of the year. The Company's sales and cost of sales are dependent on commodity prices.


Significant Accounting Policies

Accounting Estimates and Assumptions

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Revenue Recognition

Sales are recorded when the customer picks up feed at the feed mill or feed is delivered to the customer.


Earnings Per Common Share

Basic earnings per common share (EPS) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic EPS was 5,842,596 for both six month periods ended June 30, 2003 and 2002. There were no potentially dilutive securities at June 30, 2003 and 2002.


Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory costs include raw materials, direct labor, and direct overhead. Direct labor costs include payroll, payroll taxes, and fringe benefits of employees directly related to the production of inventories. Direct overhead includes all cost directly associated with the operation of the feed mill used for the production of inventories.


Property and Equipment

Property and equipment are stated at cost. Depreciation is computed primarily by the straight-line method over the following estimated useful lives:

                                             Years

  Buildings and grain bins                    25
  Machinery and equipment                     12
  Automobiles and trucks                     3 - 7
  Office furniture and fixtures                7



                           WESTERN FEED MILLS, INC.
                              Cedar Vale, Kansas
                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            June 30, 2003 and 2002


Note 1:  Nature of Business and Significant Accounting Policies (Continued)

Significant Accounting Policies (Continued)

Accounting for the Impairment or Disposal of Long-Lived Assets

The Company's policy is to recognize an impairment loss if the carrying amount of a long-lived asset to be disposed of is not recoverable from its undiscounted cash flows. The impairment loss will be measured by the difference between the carrying amount and the fair value of the assets.

Fair value is based on an estimated amount that would be obtainable in the marketplace over a reasonable period of time.

Management reviews the status of long-lived and assesses for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable.


Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss, and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.


Note 2:  Inventories

Inventories at June 30 were composed of the following:


                                                2003            2002

  Commercial feed ingredients                 $ 59,310        $ 60,420
  Manufactured commercial feeds                 63,540          61,950

                                              $122,850        $122,370



Note 3:  Pledged Assets and Long-Term Liabilities

The Company's long-term liabilities consisted of the following at June 30,:


                                                   2003          2002


 Note payable to a bank, due in monthly
 installments of $1,060, including
 interest at 9.5% through November 2003.
 The note is collateralized by two vehicles.
 This note was paid off in 2002.              $      -        $ 11,810


 Note payable to a bank, due in monthly
 installments of $705, including interest
 at 6.5% through December 2005.  The note is
 collateralized by a vehicle.  This note
 was paid off in 2002.                               -          20,987


 Note payable to a bank, due in monthly
 installments of $1,355, including interest
 at 6.75% through January 2006.  This note
 is collateralized by a vehicle.                 36,111              -



                           WESTERN FEED MILLS, INC.
                              Cedar Vale, Kansas
                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            June 30, 2003 and 2002


Note 3:  Pledged Assets and Long-Term Liabilities (Continued)


                                                     2003          2002

 Note payable to a bank, due in semi-annual
 installments of $23,929, plus variable rate
 interest at LIBOR plus 3% due quarterly.
 The note is collateralized by the general
 assets of the Company and contain loan
 covenants disclosed below.  This note
 was amended June 2003 to increase the
 amount of borrowing available to a total
 of $564,000.  The semi-annual principal
 installment was increased to $28,200.  The
 other loan terms remained the same.              $ 335,000      $ 285,000

 Deferred compensation payable to an officer
 and shareholder of the Corporation with an
 agreement to not demand payment before 2005,
 except in the case of death or termination.
 This carries a 5.5% interest rate and is
 unsecured.                                         426,299        408,196

                                                  $ 797,410      $ 725,993

 Less:  Current maturities                           76,731         66,978

    Total                                         $ 720,679      $ 659,015



The note payable to the bank contains the following loan covenants:

  1. The Company will not incur additional indebtedness of more than $25,000 without prior approval from the bank.

  2. The Company will not merge with another entity without prior approval from the bank.

  3. The Company will maintain adequate liability and property insurance.

  4. The Company will maintain a Fixed Charge Coverage Ratio of net less than 1 to 1.

  5. The Company will not make any advances or loans to affiliated persons or entities.

Failure to meet these covenants could result in foreclosure proceedings or the covenant could be waived.

The Company was in compliance with all loan covenants at June 30, 2003 and 2002.


Aggregate maturities of long-term liabilities are as follows at June 30,:


                                       2003            2002
      Year ending June 30,
             2003                    $      -        $ 66,978
             2004                      76,731          55,658
             2005                      76,856          53,732
             2006                      65,400          47,857
             2007                      65,400          93,572
             After                    513,023         408,196

             Total                   $797,410        $725,993



                           WESTERN FEED MILLS, INC.
                              Cedar Vale, Kansas
                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            June 30, 2003 and 2002


Note 4:  Income Taxes

A reconciliation of income taxes computed at the United States federal statutory income tax rate (15% to 34%) to the provision (benefit) for income taxes reflected in the Statements of Operations for the six months ended June 30, 2003 and 2002 is as follows:


                                                   2003            2002

  Provision for income taxes at United States
   federal statutory rate                        $ 32,550       $  9,316
  State and local income taxes                      7,422          2,639
  Use of net operating losses carried forward     (39,972)       (11,955)

   Income Taxes                                  $      -       $      -



Deferred tax assets and liabilities consist of the following components as of June 30,:


                                                   2003            2002

Deferred Tax Assets
  Net operating loss carryforwards               $260,000        $320,000
  Less:  Valuation allowance                      220,000         265,000
                                                 $ 40,000        $ 55,000
  Deferred tax liability, property and
   equipment depreciation                          40,000          55,000

   Net Deferred Tax                              $      -        $      -




At June 30, 2003 and 2002, net operating loss carryforwards of approximately $650,000 and $800,000, respectively, expire for tax purposes during the years ending December 31, 2006 through 2020. Federal and State statutory tax rates total approximately 40%; however, the Company has not previously incurred Federal or State income taxes.


Note 5:  Commitment

During the six months ended June 30, 2003 and 2002, the Company entered into contracts with certain vendors to purchase a set amount of commodities at a set price during the following year. The Company also entered into offsetting contracts with certain customers to sell a set amount of related products during the following year. The Company considers these normal purchases and normal sales and does not use hedging instruments.


Note 6:  Related Party Transactions

The balance sheets include the related party transactions detailed in Note 3. The statements of operations include the following approximate amounts of income and expenses with related parties for the six months ended June 30,:


                                                   2003            2002

  Sales of livestock feed                        $ 71,251        $ 66,705
  Interest expense                                  9,051           9,050



                           WESTERN FEED MILLS, INC.
                              Cedar Vale, Kansas
                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            June 30, 2003 and 2002


Note 7:  Deferred Compensation

The employment agreement with the Corporation's President, originally entered into January 1, 1994, was restated and adopted by the Board of Directors of Western Feed Mills, Inc. on May 19, 2000. This agreement restates its intent to allow the President to defer a portion of his compensation and to defer interest on the unpaid amount at the rate of 8% per year. The 8% rate was in effect through December 31, 2001. It was agreed that the interest rate be changed to 5.5% effective January 1, 2002. The deferred amount is unsecured. None of the President's compensation was deferred for the six months ended June 30, 2003 and 2002. The President has verbally agreed to not demand payment before February 1, 2005.


Note 8:  Impact of Recently Issued Accounting Standards

Management has reviewed recently issued Financial Accounting Standards including the following:

  FASB 141:  Business Combinations
  FASB 142:  Goodwill and Other Intangible Assets
  FASB 144:  Accounting for the Impairment or Disposal of Long-Lived Assets

Management believes the adoption of these standards will not have a material effect on the Company's financial position and results of operations.

Item 2.    Management's Discussion and Analysis or Plan of Operation

Western Feed Mills, Inc.'s (the "Company") discussion of its financial condition and operating results and plan of operations includes forward-looking statements. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and are subject to change. Actual operating and financial results of the Company and the Company's actual plan of operations may differ materially from the stated plan of operations.

Cautions about Forward-Looking Statements

The following cautionary statement is made for the purpose of taking advantage of any defenses that may exist under the law, including common law. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements that are not statements of historical facts. This document contains forward-looking statements which can be identified by the use of the words such as "intend," "anticipate," "believe," "estimate," "project," or "expect" or other similar statements. These forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and data available from first parties. However, there can be no assurance that management's expectations, beliefs or projections will occur or be achieved or accomplished.

General

The Company is an agri-business engaged in the manufacture and distribution of processed animal feeds and feed supplements. It is currently offering a minimum of $7 million and a maximum of $14 million of its common stock pursuant to a Registration Statement on Form SB-2 declared effective by the SEC on May 13, 2003. The Offering commenced on May 14, 2003. We intend to use the proceeds of this offering to pay for a portion of the costs for construction or acquisition of a dairy facility to be vertically or horizontally integrated with its existing business.

The term of the original offering was 90 days with an option to extend the offering for an additional 90 days. We have exercised the option to extend the offering to terminate on November 14, 2003.

Plan of Operation

In the event Company attains sufficient funds from this offering, other equity financing and/or third party debt financing, Company intends to promptly construct a 3,600 head milking cow dairy operation. If the amount of total funds available for the Project is less than the cost associated with the one stage construction of the facility, Company will consider constructing the facility in two phases. It is likely that construction of the Project, whether implemented in phased construction or not, will require additional funds from debt financing sources, or additional equity funding. Company has received a preliminary verbal commitment from U.S. Bank National Association and a written indication of interest from Metropolitan Life Insurance Company for debt financing. Company might also consider other forms of debt or equity financing. Further equity offerings will involve further dilution to existing stockholders of Company. None of this funding is committed, and there can be no assurance that it will be available. If sufficient funds are not available, Company may be required to delay, reduce or eliminate its plans for implementation of the Project.

Management has also considered the acquisition of existing dairy assets as an alternative to the construction of a new facility. The acquisition of existing dairy assets would be less expensive than constructing a new dairy, and has the potential of providing the comparable shareholder value for less capital investment. The cost of constructing a new facility is approximately $21 million for a completed facility, or $13.8 million for Phase I. Management believes existing dairy assets could be acquired for an amount in the range of $8 million. The decision to pursue this alternative would be made by the Board of Directors and would depend on a number of factors, including: 1) the price of acquisition compared to construction, 2) whether the existing physical facility has comparable capacity to that contemplated by the planned new construction and 3) the state of automation and equipment that could be acquired and whether it uses the latest technology for computerized feed sorting and compiling. The decision would be made as an acquisition opportunity is presented or discovered, at or before the time the minimum offering proceeds are raised and funds are released from escrow.

Results of Operation for the Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

The Company incurred a net profit of $112,371 in the first six months of 2003, compared to a net profit of $47,305 in the first six months of 2002. Net profits have increased primarily because of a significant increase in sales. The gross profit percentage increased to 27.6% compared to 27.0%.

Delivery expense increased by $24,738, which was made up primarily by drivers' salaries increasing $10,828 and fuel costs increasing $14,112.

Selling expense increased $7,824 caused by a general increase in marketing activities.

General and administrative expenses increased by $12,858 caused primarily by increased professional fees of $8,547 incurred for the stock offering.

Interest expense decreased by $9,923 caused by lower interest rates.

Liquidity and Capital Resources

Cash and cash equivalents were $102,750 at June 30, 2003, an increase of $70,701 from $32,049 at June 30, 2002.

Net cash provided used by operating activities was $158,085 for the period ended June 30, 2003, compared to net cash provided used by operating activities for the period ended June 30, 2002 of $5,509. In general, changes from period to period in cash flow from operations are primarily due to changes in the net profit or loss experienced by Company. In addition, changes in accounts receivable, inventories, prepaid expenses and deposits, accounts payable and customer deposits affect period to period cash flow from operations. Many of these fluctuations are due to the timing of cash receipts or payments.

In the six month period ended June 30, 2003, net cash used in investment activities increased to $236,742 from $34,731 for the same period for 2002.

In the six month period ended June 30, 2003, use of cash for making principal payments on long-term debt for the period ended June 30, 2003 was $7,889 compared to $3,702 for the same period in 2002.

As of June 30, 2003, Company's current long-term debt consists of:
1)a $335,000 note payable to a bank due in semi-annual installments of $28,200, and 3) deferred compensation owed to the President and Chairman of the Board of Directors of Company, which has been deferred by his verbal agreement not to demand payment before 2005, except in the case of death or termination. The amount of the deferred compensation owed including interest is $426,299. The note is unsecured and carries a 5.5% interest rate. Company does not anticipate any significant capital expenditure requirements other than that occasioned by the addition of the dairy facility described below. It is currently funding its debt payment from operating revenue. It does not currently need a line of credit and does not anticipate needing one. If one is required, Company management is confident a line of credit could be obtained. Company has a long term relationship with U.S. Bank, National Association, and they have indicated a willingness to establish a line of credit.

The only anticipated capital expenditures required for Company's feed mill operation occasioned by the addition of a dairy facility would be the need for an additional storage bin for feed, the cost of which would be approximately $100,000. Other than this, the increased demand for feed can be absorbed by current equipment and production capacity.

Significant Accounting Policies Effecting Financial Disclosures

Critical accounting policies effecting financial disclosures include estimates of useful life on property and equipment and the recognition of revenue on an accrual basis when products are sold. It is unlikely that materially different amounts would be reported using different conditions, policies or assumptions. Estimated useful lives are based on historical information and Company has not experienced material problems with collecting accounts receivable.

Item 3.  Controls and Procedures

  (a)  Evaluation of Disclosure Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer, Fred W. Raybourn has reviewed the Company's disclosure controls and procedures within 90 days prior to filing of this report. Based upon the review, these officers believe that the Company's disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

  (b)  Changes in Internal Controls

There were not significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-QSB.

                        PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

       None.

Item 2.    Changes in Securities and Use of Proceeds

  (a)  None
  (b)  None
  (c) On May 14, 2003, the Company commenced the offering of a minimum of 17,500,000 and a minimum of 35,000,000 shares of its common stock at a price of $.40 per share, minimum offering proceeds of $7,000,000 and maximum offering proceeds of $14,000,000. This offering was registered with the Securities and Exchange Commission in a Registration Statement on Form
SB-2 (Commission File No. 333-88484) which the Commission declared effective on May 13, 2003. The offering commenced on May 14, 2003. We continue to conduct our registered initial public offering for common stock. The offering is being conducted by Company management on a best efforts basis and also by Carey, Thomas, Hoover & Breault, a registered broker-dealer and NASD member firm, as selling agent.

As of the date of this report no shares of common stock have been sold under the offering and neither the Company nor the escrow agent has received any proceeds from this offering.

From the effective date of the Registration Statement to June 30, 2003, the Company incurred no expenses for its account in connection with the issuance and distribution of common stock registered for underwriting discounts and commissions, finders fees, expenses paid to or for underwriters, or other expenses.

Item 3.    Defaults Upon Senior Securities

       None.

Item 4.    Submission of Mailers to a Vote of Security Holders

       None.

Item 5.    Other Information

       None.

Item 6.    Exhibits and Reports on Form 8-K

  (a) Exhibits. The following exhibits are filed as part of this report. Exhibit numbers correspond to the numbers in the exhibit table of Registration S-B.

Exhibit No.   Description

23.1          Consent of Accountant
99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 V.S.C. Sect. 1350, As Adopted Pursuant To Section 906 Of The Sarbanes Oxley Act Of 2002.

  (b)  No reports on Form 8-K were filed during the period ending
       June 30, 2003.




                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Western Feed Mills, Inc.

                                        By:  /s/ Fred W. Raybourn

                                        Fred W. Raybourn, President,
                                        Chief Executive Officer, Chief
                                        Financial Officer

                               CERTIFICATIONS

I, Fred W. Raybourn, Chief Executive Officer of Western Feed Mills, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Western Feed Mills, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly presents in all material respects the financial conditions, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  August 14, 2003


/s/ Fred W. Raybourn
Fred W. Raybourn
Chief Executive Officer
Chief Financial Officer

                                EXHIBIT LIST

Exhibit No.    Description

23.1           Consent of Accountants (1)

99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.(1)

Exhibit 99.1


                               CERTIFICATION
                     PURSUANT TO 18 U.S.C. SECTION 1350
          AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY
                                ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-QSB (the "Report") of Western Feed Mills, Inc. (the "Company") for the quarter ended June 30, 2003, I Fred W. Raybourn, Chief Executive Officer and Chief Financial Officer of the Company, hereby certify pursuant to 18 U.S.C.
Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

  (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: August 14, 2003

                                     /s/ Fred W. Raybourn
                                     Fred W. Raybourn
                                     Chief Executive Officer
                                     Chief Financial Officer
                                     Western Feed Mills, Inc.