Form 10QSB
period 2003-09-30
WESTERN FEED MILLS INC
filed 2003-11-17
CIK 881058

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

        For the Quarterly Period Ended  September 30, 2003

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
(State or other jurisdiction                  (I.R.S. Employer incorporation
 identification No.)                           or organization)

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

                         APPLICABLE ONLY TO CORPORATE ISSUES

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest publication date: 5,842,596 shares of common stock, no par value as of November 14, 2003.

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

INDEPENDENT ACCOUNTANTS' CONSENT

INDEPENDENT ACCOUNTS' REPORT

FINANCIAL STATEMENTS

  Balance Sheet
  Statements of Income
  Statement of Stockholder's Equity
  Statement of Cash Flows
  Notes to Financial Statements

                          INDEPENDENT ACCOUNTANTS' CONSENT


We consent to the use in the September 30, 2003 Form 10-QSB of our review report dated November 12, 2003 accompanying the financial statements and schedules.


/s/


Varney & Associates, CPAs, LLC
Manhattan, Kansas
November 12, 2003

                          WESTERN FEED MILLS, INC.

                             Cedar Vale, Kansas

                            FINANCIAL STATEMENTS

                         September 30, 2003 and 2002













                       VARNEY & ASSOCIATES, CPAs, LLC
                              Manhattan, Kansas

November 10, 2003


To the Board of Directors
Western Feed Mills, Inc.
Cedar Vale, Kansas


                         INDEPENDENT AUDITORS' REPORT


We have reviewed the accompanying balance sheets of Western Feed Mills, Inc. (a corporation) as of September 30, 2003 and 2002, and the related statements of income, stockholders' equity, and cash flows for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All informatuion included in these financial statements is the representation of the management of Western Feed Mills, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principals.





/s/Varney & Associates, CPAs, LLC

Certified Public Accountants


                            WESTERN FEED MILLS, INC.
                               Cedar Vale, Kansas
                                 BALANCE SHEETS
                                  September 30,


                                                    2003          2002
                               ASSETS
Current Assets
 Cash and cash equivalents                      $    39,077    $    20,120
 Trade receivables                                  146,804        112,533
 Payroll tax receivable                                   -          9,326
 Inventories                                        127,572        123,315
  Total Current Assets                          $   313,453    $   265,294

Property and Equipment
 Land                                           $    42,500    $    34,000
 Property and equipment                           2,446,272      2,038,712
  Subtotal                                      $ 2,488,772    $ 2,072,712
 Less:  Accumulated depreciation                  1,528,975      1,433,696
  Total Property and Equipment                  $   959,797    $   639,016

Other Assets
 Deposits                                       $    10,000    $    10,000

   TOTAL ASSETS                                 $ 1,283,250    $   914,310


                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts payable                               $    10,420    $     3,907
 Accrued expenses                                     7,537          7,586
 Customer deposits on orders                          1,446              -
 Current maturities of long-term liabilities         67,253         59,000
  Total Current Liabilities                     $    86,656    $    70,493

Long-Term Liabilities
 Long-term liabilities, less current maturities $   859,050    $   633,927

  TOTAL LIABILITIES                             $   945,706    $   704,420

Stockholders' Equity
 Preferred stock, no par value; 30,000,000
  shares authorized in 2003 and 2002; 0 issued  $         -    $         -
 Common stock, no par value; 50,000,000 shares
  authorized in 2003 and 2002; 5,842,596
  issued in 2003 and 2002                         2,665,595      2,665,595
 Accumulated (deficit)                           (2,328,051)    (2,455,705)

  TOTAL STOCKHOLDERS' EQUITY                    $   337,544    $   209,890

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 1,283,250    $   914,310



  The accompanying notes are an integral part of these financial statements.



                            WESTERN FEED MILLS, INC.
                               Cedar Vale, Kansas
                              STATEMENTS OF INCOME
                    For The Nine Months Ended September 30,


                                                  2003           2002

NET SALES                                     $  2,331,787    $  1,964,159

  Cost of Sales                                  1,728,543       1,458,017

  Gross Profit                                $    603,244    $    506,142

OPERATING EXPENSES
 Delivery                                     $    147,989    $    111,841
 Depreciation                                       23,868          26,757
 Selling                                            81,468          74,494
 General and administrative                        269,920         260,382
  Total Operating Expenses                    $    523,245    $    473,474

OPERATING INCOME                              $     79,999    $     32,668

OTHER EXPENSES (INCOME)
 Interest                                     $     25,439    $     26,069

NET INCOME                                    $     54,560    $      6,599
 Other comprehensive income                              -               -

COMPREHENSIVE INCOME                          $     54,560    $      6,599


Basic earnings per common share               $       0.01    $       0.00



 The accompanying notes are an integral part of these financial statements.



                            WESTERN FEED MILLS, INC.
                              Cedar Vale, Kansas
                       STATEMENTS OF STOCKHOLDERS' EQUITY
             For The Nine Months Ended September 30, 2003 and 2002


                                Common Stock
                               Number
                              of Shares               Accumulated
                             Outstanding   Amount      (Deficit)      Total

Balance - December 31, 2001   5,842,596  $2,665,595  $ (2,462,304)  $ 203,291

 Net income - September 30,
  2002                                -           -         6,599       6,599

Balance - September 30, 2002  5,842,596  $2,665,595  $ (2,455,705)  $ 209,890

 Net income - October 1,
  2002 to December 31, 2002           -           -        73,094      73,094

Balance - December 31, 2002   5,842,596  $2,665,595  $ (2,382,611)  $ 282,984

 Net income - September 30,
  2003                                -           -        54,560      54,560

Balance - September 30, 2003  5,842,596  $2,665,595  $ (2,328,051)  $ 337,544



  The accompanying notes are an integral part of these financial statements.



                          WESTERN FEED MILLS, INC.
                            Cedar Vale, Kansas
                          STATEMENTS OF CASH FLOWS
                   For The Nine Months Ended September 30,


                                                     2003         2002

        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                      $   54,560   $    6,599
 Adjustments to reconcile net income to net
  cash provided by operating activities
   Depreciation expense                          $   68,400   $   65,727
   Change in assets and liabilities
    (Increase) decrease in trade receivables         48,190      ( 2,841)
    (Increase) decrease in payroll tax receivable     2,906      ( 9,326)
    (Increase) decrease in inventories              ( 6,603)       1,484
    Increase (decrease) in accounts payable         ( 2,980)     (17,545)
    Increase (decrease) in accrued expenses           1,012        3,665
    Increase (decrease) in customer deposits
     on orders                                      (52,685)     (13,194)
     Total Adjustments                           $   58,240   $   27,970

NET CASH PROVIDED BY OPERATING ACTIVITIES        $  112,800   $   34,569

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment              $ (384,023)  $  (42,653)

CASH FLOWS FROM FINANCING ACTIVITIES
 Increase in deferred compensation               $   13,577   $   13,577
 Proceeds from long-term debt                       273,000       22,999
 Principal payments on long-term debt               (12,522)     (74,613)
  Net Cash (Used in) Provided by Financing
   Activities                                    $  274,055   $  (38,037)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS  $    2,832   $  (46,121)

CASH AND EQUIVALENTS - BEGINNING                     36,245       66,241

CASH AND EQUIVALENTS - ENDING                    $   39,077   $   20,120


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash payments for interest                      $   25,439   $   26,069
 Cash payments for taxes                         $        -   $        -

DISCLOSURE OF ACCOUNTING POLICY
  For purposes of the statement of cash flows, the Company considers cash and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.




 The accompanying notes are an integral part of these financial statements.

                          WESTERN FEED MILLS, INC.
                             Cedar Vale, Kansas
                        NOTES TO FINANCIAL STATEMENTS
                         September 30, 2003 and 2002


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


  Earnings Per Common Share
    Basic earnings per common share (EPS) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic EPS was 5,842,596 for both nine month periods ended September 30, 2003 and 2002. There were no potentially dilutive securities at September 30, 2003 and 2002.


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


                           WESTERN FEED MILLS, INC.
                              Cedar Vale, Kansas
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                         September 30, 2003 and 2002


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


  Income Taxes
    Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss, and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilites are adjusted for the effects of changes in tax laws and rates on the date of enactment.


Note 2:  Inventories
 Inventories at September 30 were composed of the following:


                                                          2003        2002
   Commercial feed ingredients                        $   85,048  $   82,210
   Manufactured commercial feeds                          42,524      41,105

                                                      $  127,572  $  123,315



Note 3:  Pledged Assets and Long-Term Liabilities
 The Company's long-term liabilities consisted of the following at September 30,:

                                                          2003        2002

   Note payable to a bank, due in monthly
   installments of $705, including interest at
   6.5% through December 2005.  The note is
   collateralized by a vehicle.  This note was
   paid off in 2002.                                  $        -  $   20,204

   Note payable to a bank, due in monthly
   installments of $1,355, including interest
   at 6.75% through January 2006.  This note is
   collateralized by a vehicle.                           31,478           -

   Note payable to a bank, due in semi-annual
   installments of $23,929, plus variable rate
   interest at LIBOR plus 3% due quarterly.
   The note is collateralized by the general
   assets of the Company and contain loan
   covenants disclosed below.  This note was
   amended June 2003 to increase the amount
   of borrowing available to a total of $564,000.
   The semi-annual principal installment was
   increased to $28,200.  The other loan terms
   remained the same.                                    464,000     260,000


                          WESTERN FEED MILLS, INC.
                             Cedar Vale, Kansas
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        September 30, 2003 and 2002


Note 3:  Pledged Assets and Long-Term Liabilities (Continued)


                                                          2003        2002
   Deferred compensation payable to an officer
   and shareholder of the Corporation with an
   agreement to not demand payment before 2005,
   except in the case of death or termination.
   This carries a 5.5% interest rate and is
   unsecured.                                         $  430,825  $  412,723

                                                      $  926,303  $  692,927
   Less:  Current maturities                              67,253      59,000

     Total                                            $  859,050  $  633,927



   The note payable to the bank contains the following loan covenants:

     1. The Company will not incur additional indebtedness of more than $25,000 without prior approval from the bank.

     2. The Company will not merge with another entity without prior approval from the bank.

     3. The Company will maintain adequate liability and property insurance.

     4. The Company will maintain a Fixed Charge Coverage Ratio of not less than 1 to 1.

     5. The Company will not make any advances or loans to affiliated persons or entities.

   Failure to meet these covenants could result in foreclosure proceedings or the covenant could be waived.

   The Company was in compliance with all loan covenants at September 30, 2003 and 2002.

   Aggregate maturities of long-term liabilities are as follows at September 30,:


                                                        2003        2002
     Year ending September 30,
              2003                                  $        -  $   59,000
              2004                                      70,738      55,785
              2005                                      71,737      51,703
              2006                                      61,703      47,858
              2007                                      56,400      47,858
              2008                                      56,400           -
              After                                    609,325     430,723

    Total                                           $  926,303  $  692,927


                             WESTERN FEED MILLS, INC.
                               Cedar Vale, Kansas
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                          September 30, 2003 and 2002


Note 4:  Income Taxes

  A reconciliation of income taxes computed at the United States federal statutory income tax rate (15% to 34%) to the provision (benefit) for income taxes reflected in the Statements of Operations for the nine months ended September 30, 2003 and 2002 is as follows:


                                                        2003        2002
    Provision for income taxes at United States
     federal statutory rate                         $    8,640  $      990
    State and local income taxes                         2,335         265
    Use of net operating losses carried forward        (10,975)     (1,255)

      Income Taxes                                  $        -  $        -

  Deferred tax assets and liabilities consist of the following components as of September 30,:

                                                        2003        2002
    Deferred Tax Assets
      Net operating loss carryforwards              $  260,000  $  320,000
      Less:  Valuation allowance                       173,000     243,000
                                                    $   87,000  $   77,000
      Deferred tax liability, property and
        equipment depreciation                          87,000      77,000

        Net Deferred Tax                            $        -  $        -


  At September 30, 2003 and 2002, net operating loss carryforwards of approximately $650,000 and $800,000, respectively, expire for tax purposes during the years ending December 31, 2006 through 2020. Federal and State statutory tax rates total approximately 40%; however, the Company has not previously incurred Federal or State income taxes.


Note 5:  Commitment

  During the nine months ended September 30, 2003 and 2002, the Company entered into contracts with certain vendors to purchase a set amount of commodities as a set price during the following year. The Company also entered into offsetting contracts with certain customers to sell a set amount of related products during the following year. The Company considers these normal purchases and normal sales and does not use hedging instruments.


Note 6:  Related Party Transactions

  The balance sheets include the related party transactions detailed in
  Note 3. The statements of operations include the following approximate amounts of income and expenses with related parties for the nine months ended September 30,:

                                                        2003        2002
    Sales of livestock feed                         $   84,033  $   76,921
    Interest expense                                    13,577      13,576


                           WESTERN FEED MILLS, INC.
                              Cedar Vale, Kansas
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                          September 30, 2003 and 2002


Note 7:  Deferred Compensation

The employment agreement with the Corporation's President, originally entered into January 1, 1994, was restated and adopted by the Board of Directors of Western Feed Mills, Inc. on May 19, 2000. This agreement restates its intent to allow the President to defer a portion of his compensation and to defer interest on the unpaid amount at the rate of 8% per year. The 8% rate was in effect through December 31, 2001. It was agreed that the interest rate be changed to 5.5% effective January 1, 2002. The deferred amount is unsecured. None of the President's compensation was deferred for the nine months ended September 30, 2003 and 2002. The President has verbally agreed to not demand payment before February 1, 2005.


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

Cautions about Forward-Looking Statements

  The following cautionary statement is made for the purpose of taking advantage of any defenses that may exist under the law, including common law. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements that are not statements of historical facts. This document contains forward-looking statements which can be identified by the use of the words such as "intend," "anticipate," "believe," "estimate," "project," or "expect" or other similar statements. These forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company?s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and data available from first parties. However, there can be no assurance that management's expectations, beliefs or projections will occur or be achieved or accomplished.

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

  The term of the original offering was 90 days with an option to extend the offering for an additional 90 days. This option was exercised extend the offering to terminate on November 14, 2003.

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

Results of Operation for the Six Months Ended September 30, 2003 Compared to the Six Months Ended September 30, 2002.

  The Company incurred a net profit of $54,560 in the first nine months of 2003, compared to a net profit of $6,599 in the first nine months of 2002. Net profits have increased primarily because of a significant increase in sales. The gross profit percentage increased to 25.9% compared to 25.8%.

  Delivery expense increased by $36,148, which was made up primarily by drivers' salaries, increasing $15,312 and fuel costs, increasing $15,453.

  Selling expense increased $6,974 caused by a general increase in marketing activities.

  General and administrative expenses increased by $9,538 caused primarily by increased professional fees of $8,547 incurred for the stock offering.

  Interest expense decreased by $630. The slight decrease is a result of lower interest rates, combined with an increased amount of outstanding debt of $233,376.

Liquidity and Capital Resources

  Cash and cash equivalents were $39,077 at September 30, 2003, and increase of $18,957 from $20,120 at September 30, 2002.

  Net cash provided used by operating activities was $112,800 for the period ended September 30, 2003, compared to net cash provided used by operating activities for the period ended September 30, 2002 of $34,569. In general, changes from period to period in cash flow from operations are primarily due to changes in the net profit or loss experienced by Company. In addition, changes in accounts receivable, inventories, prepaid expenses and deposits, accounts payable and customer deposits affect period to period cash flow from operations. Many of these fluctuations are due to the timing of cash receipts or payments.

  In the nine month period ended September 30, 2003, net cash used in investment activities increased to $384,023 from $42,653 for the same period for 2002.

  In the nine month period ended September 30, 2003, use of cash for making principal payments on long-term debt for the period ended September 30, 2003 was $12,522 compared to $74,613 for the same period in 2002.

  As of September 30, 2003, Company's current long-term debt consists of:

  1.  a $464,000 note payable to a bank due in semi-annual installments of
      $28,200;   and

  2. deferred compensation owed to the President and Chairman of the Board of Directors of Company, which has been deferred by his verbal agreement not to demand payment before 2005, except in the case of death or termination.

  The amount of the deferred compensation owed including interest is $430,825. The note is unsecured and carries a 5.5% interest rate.
  Company does not anticipate any significant capital expenditure requirements other than that occasioned by the addition of the dairy facility described below. It is currently funding its debt payment from operating revenue. It does not currently need a line of credit and does not anticipate needing one. If one is required, Company management is confident a line of credit could be obtained. Company has a long term relationship with U.S. Bank, National Association, and they have indicated a willingness to establish a line of credit.

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

    From the effective date of the Registration Statement to September 30, 2003, the Company incurred no expenses for its account in connection with the issuance and distribution of common stock registered for underwriting discounts and commissions, finders fees, expenses paid to or for underwriters, or other expenses.

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

    (b) No reports on Form 8-K were filed during the period ending September 30, 2003.


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

Date:  November 14, 2003


/s/ Fred W. Raybourn
Fred W. Raybourn
Chief Executive Officer
Chief Financial Officer

                                 EXHIBIT LIST

Exhibit No.    Description

23.1           Consent of Accountants (1)

99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002. (1)

                                 CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350
        AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the accompanying Quarterly Report on Form 10-QSB (the "Report") of Western Feed Mills, Inc. (the "Company") for the quarter ended September 30, 2003, I Fred W. Raybourn, Chief Executive Officer and Chief Financial Officer of the Company, hereby certify pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

  (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: November 14, 2003

                                      /s/ Fred W. Raybourn
                                      Fred W. Raybourn
                                      Chief Executive Officer
                                      Chief Financial Officer
                                      Western Feed Mills, Inc.