Form 10KSB
period 2003-12-31
WESTERN FEED MILLS INC
filed 2004-03-30
CIK 881058

OMB Number: 3235-0420

Expires: April 30, 2006

Estimated average burden

hours per response . . . . . 1646

OMB APPROVAL

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2003

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 333-88484

WESTERN FEED MILLS, INC.

(Name of small business issuer in its charter)

KANSAS	40-0978853
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Route 1, Sale Barn Road, PO Box 596, Cedar Vale, KS 67204
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number:  (620) 758-2283

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
NONE

Securities registered under Section 12(g) of the Exchange Act:

NONE

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No

SEC 2337 (12-03)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

State issuer’s revenues for its most recent fiscal year.  3,358,136

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

There are 1,991,276 shares of voting common stock held by non-affiliates.  There is no active market for these shares by which to reference a market value.  The last purchase of shares occurred six months ago in an isolated transaction by an affiliate from a  non-affiliate at $.08 per share.  The current book value of the shares is $.07 per share.  The book value of these 1,991,276 shares is $139,389.32.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  ☐   Yes     ☐    No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

5,842,596 shares of common stock

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly  described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes   ☐; No   ☒

PART I

Item 1. Description of Business.

Western Feed Mills, Inc. (“WFM”), is a Kansas Corporation that was originally organized in 1984 as a subchapter S corporation.  It was subsequently converted to a subchapter C corporation.  It has manufactured and distributed processed animal feeds and feed supplements since 1987.  Over the past few years, WFM has investigated areas for profitable business expansion that could be vertically or horizontally integrated into its existing business.  WFM has focused its interest on participation in the dairy industry.  Management anticipated that such activity could increase both the profitability and the utilization of WFM’s existing feed mill.

On May 14, 2003, the Company commenced an offering of a minimum of 35,000,000 shares of its common stock at a price of $.40 per share, minimum offering proceeds of $7,000,000 and maximum offering proceeds of $14,000,000 for the purpose of undertaking the construction of a vertically integrated dairy operation.  This offering was registered with the Securities and Exchange Commission in a Registration Statement on Form SB-2 (Commission File No. 333-88-484) which the Commission declared effective on May 13, 2003.  The offering commenced on May 14, 2003.  The offering was conducted by Company management and also by Carey, Thomas, Hoover & Breault, a registered broker-dealer and NASD member firm as selling agent, on a best efforts basis.  No shares were sold under the offering, and no proceeds were received from this offering.  The Company incurred no expenses for its account in connection with the offering, and no underwriting discounts and commissions, finders fees were paid to or for underwriters, nor were other expenses paid in connection with the offering.  The Company made application to the Commission to withdraw the offering pursuant to C.F.R. §230.477 on November 18, 2003 and no objection to that application was filed by the Commission.

Feed Mill Business Strategy

In addition to attempting to develop a strategy with respect to the integrated dairy operation, WFM has continued its focus on increasing sales and profits from its feed mill operations by (i) producing higher margin specialty feed mill products, (ii) continuing its emphasis upon customer service and product quality, and (iii) expanding its development of custom feeds to meet specific customer requirements.  The Feed Mill employs an animal nutritionist to monitor the feed ingredients, develop new formulations, and meet with customers to determine the nutritional needs of animals serviced by WFM’s food stock.

Strategically located near its customer base, WFM intends to enhance its feed mill operation by continuing to concentrate on sales of specialty and custom livestock feed formulations, thereby achieving profit margins greater than the industry standard, emphasizing its customer service, and developing custom needs to meet specific customer requirements.  WFM does not compete with the major volume/price feed mill operations and believes its service distinguishes it from the volume/price feed mill operations.  Rather WFM concentrates on the specialty and custom feed market.  Customers more desirous of gaining timely attention in receiving specialty or custom feed products are targeted by WFM rather than price sensitive users.

Illustrative of WFM’s specialty feed formulation practice is its procedure of working in cooperation with the customer’s veterinarian where WFM’s nutritionist formulates specific feed for customer requirements.  WFM believes its ability to have its on-staff nutritionist at a customer’s operation within a few hours of initial customer inquiry, combined with WFM’s ability to deliver specialty or custom feed products within 24 hours of the order, provides WFM with the desired customer loyalty.  Daily production capacity at WFM’s feed mill facility approximates 80 tons of pelletized feed and 80 tons of processed meal feed.  It currently produces a variety of specialty animal feed formulas for sale to both contract dealers and various types of livestock operators, including cow/calf operators, swine producers, and dairy and sheep producers.

To WFM’s knowledge, feed mill industry statistics are generally not available.  WFM believes that the industry is highly competitive based on price, which typically varies by region due to product transportation costs, and experiences seasonal sales due to the availability of natural feedstuffs.

Feed Mill Facility

The feed mill facility, constructed in 1986, is located in Cedar Vale, Kansas, 90 miles southeast of Wichita, Kansas, and 90 miles northwest of Tulsa, Oklahoma.  Management chose the location in order to be centrally located both near its potential customer base and the raw materials required to manufacture animal feed such as wheat, corn and milo.

The facility is located on seven and one-half acres.  Although the land is divided by two public streets, WFM has a fifty year lease ending September 6, 2034, to utilize one of the streets for downloading the finished feed product into either WFM or customer trucks.  A public street from the feed mill facility separates the corporate offices, truck storage and maintenance facility and truck fuel warehouse.

Currently, the facility operates at 100% capacity of pelletized feed, twelve hours per day, five and one half days per week during the fall-winter months, October through March, and at 20% capacity during the spring-summer months, April through September.  The variance in feed mill capacity utilization is due to feed mill customers’ access to natural feed staffs (grazing) during the summer months.

WFM currently produces 16,000 to 18,000 tons of feed annually.  The proposed dairy operation would have created a demand for an additional 5,256 tons of feed annually. WFM currently has the capacity to produce 48,000 tons of feed annually, which consists of 24,000 tons of meal feed and 24,000 tons pelletized feed.  The existing capacity is able to meet the demand created by a proposed dairy operation with a minimum outlay for capital improvements of $100,000 for the addition of a bulk storage bin.  Current feed mill capacity is large enough to support the feed meal requirements for several animal agriculture facilities while simultaneously meeting the needs of WFM’s current pelletized feed customers.  The existing real property is sufficient to permit expanding the capacity of the feed mill to 250 tons of feed product output per day, a 26% increase over existing capacity.  The feed mill operation contains approximately 50,000 square feet of feed mill facility and has nearly 400 tons of feed product warehouse capacity.  There are three 23,000-bushel grain storage tanks, one each for wheat, corn and milo.  The feed mill facility also has seventeen additional raw material bins with total capacity of 500 tons.  Within the feed mill is a limited access storage area for regulated drugs and feed supplement items.  WFM maintains approximately twenty-five drugs for use as feed supplements that are regulated by the Kansas Department of Agriculture.  A modern computer system monitors the percentage of raw materials utilized to produce specialty and custom feed formulas.  The feed mill computer also monitors inventory levels of all raw materials and finished goods.  Electricity, natural gas and water are readily available at the feed mill facility.

The delivery of raw grains into an underground pit commences the animal feed manufacturing process.  The grain is then piped into the grain storage bins through steel augers and is stored until ready to be milled.  Piped through separate augers into the feed grinder and roller, the grinder mills the grain and the roller forms the feed into pellets.  The pellets are then cooked in the cooker between 100 degrees and 140 degrees Fahrenheit, depending upon the type of feed product being produced.  The pellets are then cooled and the fine pellets (those pellets that are smaller than the desired finished product) are removed for reprocessing.  The entire process takes approximately four hours.  In the event that only feed meal is required (i.e., not pelletized) the entire milling process takes approximately ten minutes.

A finished product is either bagged into fifty-pound bags or is stored in bulk for truck bulk load delivery.  Every bag of feed product has an analysis tag that describes by percentages the feed ingredients.  Feed that is delivered by the truckload is delivered with an ingredient analysis sheet.

WFM stores and performs minor maintenance on its trucks in the truck warehouse, which is a covered sheet metal building.  A separate truck fuel building is adjacent to the truck warehouse.  The fuel building contains a 3,000-gallon above ground tank utilized for diesel fuel and a 1,200-gallon above ground tank utilized for gasoline storage.

Feed Mill Products

WFM manufactures four different pellet sizes as well as a meal product for swine consumption.  Twelve different flavorings are utilized by the feed mill operation.  WFM produces a variety of specialty animal feed mill products.  Specialty feed products are those products manufactured for a certain type of animal, like generic feed products; however, specialty feed products are further formulated based upon the local/regional climate, natural food sources and disease prevalence.

Custom feed formulations, accounting for approximately only 16% of WFM’s feed mill sales in 2001 achieve higher profit margins than specialty animal feed products.  WFM intends to focus on additional custom feed product development to achieve these higher profit margins, including products for dairy cattle, swine versus the lower profit margins realized on feed products for beef cattle and horses.

Custom feed products are formulated by WFM’s nutritionist in cooperation with the customer, his veterinarian and/or nutritionist based upon the particular needs of the customer’s herd.  The products’ raw materials include grains (mainly wheat, corn and milo), vitamins, minerals and drugs.  WFM typically purchases grain from local grain elevators during the months of August through February, and typically purchases corn from regional terminal grain elevators in northern Kansas and Nebraska during the months of March through July.  In 2003, WFM purchased approximately 14,000 tons of various grains as raw materials and purchased approximately $510,000 of drugs, vitamins and minerals from five suppliers for the feed mill operations.

WFM’s typical feed mill product has a storage life, if stored in a feed bin, of one month during the summer months and three months during the winter months.  The feed products may be damaged by exposure to humidity or moisture.

Feed Mill Marketing

WFM targets medium sized feed users (eight tons or greater per delivery) that desire personal attention and either custom or specialty feed products.  WFM does not attempt to compete based on price alone.  Staff Nutritionist availability to customers within a few hours of the initial customer inquiry evidences WFM’s quick response to its customers’ needs.  Such quick review and the analysis of the desired formulation of a feed product, coupled with the ability of WFM to produce the product within a next day turnaround, gives WFM a marketing edge over its major competitors.

Sales Concentration/Seasonality

WFM’s customer base is diversified.  Its ten largest customers accounted for about 20% of WFM’s 2003 sales.  As mentioned previously, approximately 78% of WFM’s total feed sales are to cow/calf operators.  WFM’s top ten customers would largely reflect that balance.  WFM turns its inventory approximately twenty-three times per year.  WFM experiences seasonality in its sales in that approximately 68% of its 2003 sales were delivered during the months of November through March, with the sales being recommitted during the months of July through October.

Of the 16,000 tons of feed sold annually, approximately 7,000 tons is produced and sold pursuant to back-to-back contracts with suppliers of ingredients and feed purchases.  Suppliers agree to provide the ingredients for this amount of feed at a fixed price on forward contracts covering October through March.  Purchasers agree in advance to buy the feed during this period at a pre-determined price which reflects these fixed costs.  The remainder of the feed produced (9,000 tons) is marketed through spot sales.  The cost of ingredients and the price charged for this feed varies with the market price for ingredients.

WFM has also established a network of dealers that target smaller cattle ranchers and feed users that WFM deems too small in overall feed usage to economically justify direct contact.  During 2003, WFM sold approximately 74% of its sales directly and 26% of its sales through dealers.

WFM’s suppliers are numerous and varied.  The feed manufacturing business is rather complex in its variety and type of material used to manufacture animal feed products.  Consequently, WFM must maintain relationships with principal and primary suppliers of ingredients as well as with companies that supply sound and reliable alternatives and replacements to basic feed ingredients.  This is necessary in order to manage cost and maintain the quality component of the feed.   WFM’s suppliers include well-known names such as The Archer Daniels Midland Company, ConAgra, Cargill, IMC Global, Tyson Foods, IBP, National By-Products, AmPro, Quaker Oats, Oxy Chemical, Pitman Moore and Riceland Foods.  There are numerous other larger and second tier suppliers.  WFM is not reliant on any one company to source its ingredients needs.  If a key supplier were to no longer be available for whatever reason, a replacement could be quickly found without business interruption.  About one-half of WFM’s feed ingredients and other feed inputs are purchased with cash on delivery of products at WFM’s choice.  All other purchases are generally made with delivery to the feed mill followed by an invoice that is due on receipt.  Discounts that are made available to WFM are taken on a regular basis in the normal course of business and represents standard operating procedures.  Most ingredients purchases will increase by at least 25% to 30% as a result of the proposed Dairy Operation.  WFM Management believes that this additional volume will give them bargaining power with certain suppliers in arranging volume discounts.

Credit Management

As of December 31, 2003, Western Feed Mills, Inc. reported Accounts Receivable of $189,425 of which 92% was current.

Feed Mill Competition

WFM’s main feed mill competitors are two large national feed mills, as well as smaller regional competitors.  Ralston Purina, located in Wichita, Kansas, and Cargill, Inc., located in McPherson, Kansas are the two nationwide competitors.  Most of WFM’s competitors sell generic feed products, whereas WFM has concentrated on specialty and custom feed products.  WFM’s dealers compete with other dealers that typically sell multiple brands.

Transportation

Approximately 90% of WFM’s 2003 sales were delivered by bulk truckload and 10% of WFM’s sales were by bagged product.  Because a majority of the sales made by WFM are within 150 radial miles of Cedar Vale, Kansas and the farthest current customer is approximately 250 miles from the feed mill facility, WFM utilizes four trucks to deliver the feed products to customers and to transport raw grain materials.  WFM presently owns four trucks: a twenty-four ton tractor trailer rig and three other vehicles with capacities of 4 tons, 8 tons and 14 tons, respectively.  The tractor truck is utilized with trailers, one for bulk feed and two for bagged feed.  There is no rail service to the feed mill; moreover, WFM does not currently utilize rail service and it does not anticipate any need for the same.

Government Regulation

WFM’s feed mill business is subject to federal, state and local laws and regulations, including, but not limited to, the Kansas Department of Agriculture and the United States Food and Drug Administration concerning the use and storage of certain drugs in the feed mill operation.

The Kansas Department of Agriculture conducts unannounced inspections once or twice a year to review compliance with applicable federal and state laws including environmental laws.  WFM has always been found to be in compliance with all applicable laws.  To date, compliance has not resulted in any extraordinary or separately identifiable costs or expenses, and any associated expense is absorbed under general operating costs.

Possible Future Expansion

In the belief that WFM can benefit from economies of scale if WFM’s feed mill can provide animal feed products to a variety of animal operations owned and operated by WFM, WFM may in the future consider the construction and operation of additional animal agriculture facilities.   Those facilities could include dairy operations or other animal agricultural operations.  In considering any such future expansion, WFM’s Board of Directors will carefully analyze the market for the products produced by any such expanded facility and the costs and benefits of the participation in the applicable industry.

Item 2. Description of Property.

WFM presently conducts its business operations from a feed mill facility constructed in 1986.  The facility is located in Cedar Vale, Kansas which is located 90 miles northwest of Tulsa, Oklahoma.  WFM owns fee simple title to three contiguous tracts of real estate and improvements.

The facility is located on seven and one-half acres.  Although the land is divided by two public streets, WFM has a fifty year lease ending September 6, 2034, to utilize one of the streets for downloading the finished feed product into either WFM or customer trucks.  A public street from the feed mill facility separates the corporate offices, truck storage and maintenance facility and truck fuel warehouse.  The existing real property is sufficient to permit expanding the capacity of the feed mill to 200 tons of feed product output per day, a 25% increase over existing capacity.

The feed mill operation contains approximately 50,000 square feet of feed mill facility and has nearly 400 tons of feed product warehouse capacity.  There are three 23,000-bushel grain storage tanks, one each for wheat, corn and milo.  The feed mill facility also has seventeen additional raw material bins with total capacity of 500 tons.

Within the feed mill is a limited access storage area for regulated drugs and feed supplement items.  WFM maintains approximately twenty-five drugs for use as feed supplements that are regulated by the Kansas Department of Agriculture.

A modern computer system monitors the percentage of raw materials utilized to produce specialty and custom feed formulas.  The feed mill computer also monitors inventory levels of all raw materials and finished goods.  Electricity, natural gas and water are readily available at the feed mill facility.

Item 3. Legal Proceedings.

On December 27, 2000 WFM and its Chief Executive Officer, Fred W. Raybourn, consented to the issuance of a Cease and Desist Order (“Consent Order”) by the Kansas Securities Commissioner (“Commissioner”).  The Commissioner alleged that WFM sold common stock in violation of the registration provisions of the Kansas Securities Act (“Act”).  At issue were seven sales which occurred between April and December of 1997.  WFM believed the sales were allowed under an exemption provided in the Act.  The availability of the exemption turned on a question of compensation paid certain individuals in part for the referral of the purchasers to WFM.  It was also alleged that Respondents were not duly registered as agents or broker-dealers under the Act and that misrepresentations or omissions were made in violation of the Act.

WFM agreed to  a Consent Order, without admitting or denying the Commissioner’s allegation, to avoid the expense and time-consuming diversion which litigation would have entailed.  Under the terms of the Consent Order WFM and Mr. Raybourn were each fined $2,500 and were ordered to refrain from any violations of the Act.  This Consent Order finally resolved the matters raised by the Commissioner’s administrative inquiry.

WFM is not involved in any other material litigation nor aware of any such litigation that is threatened as of the date of this Prospectus.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company did not submit any matter to a vote of its securely holders through the solicitation of proxies or otherwise during the fourthquarter.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

WFM is authorized to issue Fifty Million (50,000,000) shares of Common Stock and Thirty Million (30,000,000) shares of Preferred Stock.  WFM has 5,842,596 shares of Common Stock, no par value, issued and outstanding.  It has not issued any shares of Preferred Stock.

Common Stock

Holders of Common Stock are entitled to one vote for each share held in the election of directors and on all other matters submitted to a vote of stockholders.  Cumulative voting of shares of Common or Preferred Stock is not allowed.  Accordingly, holders of a majority of the shares entitled to vote in any election of directors may elect all of the directors standing for election.

Holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefore.  See “Dividend Policy.”  Upon the liquidation, dissolution or winding up of WFM, the holders of Common Stock, are entitled to receive ratably the net assets of WFM available after payment of all debts and other liabilities.  Holders of Common Stock have no preemptive, subscription, redemption or conversion rights.

WFM’s Articles of Incorporation authorize the board of directors to issue preferred stock without a vote of the common shareholders.  To date, no preferred shares have been issued.

Certain Anti-Takeover Matters

WFM’s Restated and Amended Articles of Incorporation provide that directors may be removed from office, but only for cause and that any action taken by stockholders to remove one or more directors for cause may only be taken by the affirmative vote of the holders of at least two-thirds of the stockholders at a meeting called for such purpose.  However, if the Company’s Board of Directors, by an affirmative vote of at least two-thirds of all members of the Board of Directors then in office, recommends removal of a director or directors to the stockholders, such removal may be effected by the affirmative vote of a majority of the stockholders at a meeting of the stockholders called for that purpose.  Likewise, the Company’s Restated and Amended Articles of Incorporation provide that any action taken by the stockholders to amend, alter, change or repeal the Restated and Amended Articles of Incorporation be approved by the affirmative vote of at least two-thirds of all stockholders provided, however, that if the Board of Directors, by an affirmative vote of at least two-thirds of all members of the Board of Directors then in office, recommends the advisability of the amendment, such amendment may be effected by a majority vote of the stockholders.  The Company’s Bylaws may be adopted, amended or repealed by a two-thirds vote of (i) the stockholders, or (ii) the full Board of Directors.

WFM’s Restated and Amended Articles of Incorporation require, in addition to any vote required by law or agreement, the affirmative vote by at least two-thirds of either (i) the outstanding shares of the “voting stock” (as defined therein), or (ii) the Board of Directors, in order to approve, authorize, adopt or consummate by the Company and any of its subsidiaries, if any, any “business combination” (as defined therein) with a “related person” (as defined therein).  A “business combination” includes (i) any merger or consolidation with a “related person,” (ii) any transfer of a substantial part (20%) of the assets of the Company to or with a “related person,” (iii) any transfer of a substantial part (20%) of the assets of a “related person” to or with the Company, (iv) the issuance of any securities of the Company to a “related person,” (v) certain reclassifications and recapitalizations, (vi) any partial or complete liquidation, spin-off, split off, or split up or similar transaction of the Company involving a related person, and (vii) any transaction, event, agreement, contract, commitment or other arrangement that provides for, is intended to or is likely to have an effect similar to the above.  A “related person” includes, but is not limited to, any person that owns or is the beneficial owner of 5% or more of the outstanding shares of the Company’s voting stock.  A “related person’s” voting stock is excluded from the calculation of such stockholder votes.

Limitation on Liability

As authorized by the Kansas General Corporation Code, WFM’s Restated and Amended Articles of Incorporation provide that WFM’s directors will have no personal liability to WFM or its stockholders for monetary damages for breach of fiduciary duty as a director.  This provision has no effect on director liability for (i) a breach of the directors’ duty of loyalty to WFM or its stockholders, (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) payment of certain unlawful dividends or unlawful stock purchases or redemptions, (iv) any transaction from which a director derives an improper personal benefit, or (v) an act or omission for which the liability or a director is expressly provided by an applicable statute.

Limited Transferability and Lack of Marketability

There is no public market for the Shares and there can be no assurance that a market will develop or that purchasers will be able to resell their Shares at the offering price or any other price.  Holders of the Shares should assume that it will be difficult to liquidate their investment and that if they try to do so, the price and/or other terms of any such liquidation may be unsatisfactory.  Accordingly, for the aforesaid reasons and others set forth herein, the Shares should be purchased for long-term investment purposes only.

There are a total of forty-one (41) shareholders who hold the aggregate 5,842,596 shares of common stock.  Of this number, thirty-three (33) shareholders, who hold in the aggregate 1,999,276 shares as non-affiliates, are free to sell those shares without restriction under Rule 144(k) of the Securities Act.  The remaining eight (8) shareholders, who hold in the aggregate 3,051,320 shares, are affiliates and would be eligible to sell shares under Rule 144 subject to compliance with all the requirements of that rule including the availability of current public information required under Rule 144(c) and compliance with the volume limitations of Rule 144(e).

On May 14, 2003, the Company commenced an offering of a minimum of 35,000,000 shares of its common stock at a price of $.40 per share, minimum offering proceeds of $7,000,000 and maximum offering proceeds of $14,000,000 for the purpose of undertaking the construction of a vertically integrated dairy operation.  This offering was registered with the Securities and Exchange Commission in a Registration Statement on Form SB-2 (Commission File No. 333-88-484) which the Commission declared effective on May 13, 2003.  The offering commenced on May 14, 2003.  The offering was conducted by Company management and also Carey, Thomas, Hoover & Breault, a registered broker-dealer and NASD member firm as selling agent, on a best efforts basis.  No shares were sold under the offering, and no proceeds were received from this offering.  The Company incurred no expenses for its account in connection with the offering, and no underwriting discounts and commissions, finders fees were paid to or for underwriters, nor were other expenses paid in connection with the offering.  The Company made application to the Commission to withdraw the offering pursuant to C.F.R. §230.477 on November 18, 2003 and no objection to that application was filed by the Commission.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

WFM’s discussion of its financial condition and operating results and plan of operations includes forward-looking statements.  Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control and are subject to change.  Actual operating and financial results of the Company and the Company’s actual plan of operations may differ materially from the stated plan of operations.

Cautions about Forward-Looking Statements

The following cautionary statement is made for the purpose of taking advantage of any defenses that may exist under the law, including common law.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements that are not statements of historical facts.  This document contains forward-looking statements which can be identified by the use of the words such as “intend,” “anticipate,” “believe,” “estimate,” “project,” or “expect” or other similar statements.  These forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.  The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in the Company’s records and data available from first parties.  However, there can be no assurance that management’s expectations, beliefs or projections will occur or be achieved or accomplished.

General

WFM has experienced modest growth in revenues since it commenced its feed mill operation in November 1986.  WFM has sought to improve its financial performance by increasing revenues and improving the efficiency of its feed mill operation.  WFM showed a profit of $101,923 for the year ended December 31, 2003.  WFM has an accumulated deficit of $2,280,688 as of December 31, 2003.

There can be no assurances that WFM will be able to earn any profits or maintain profitable operations if they are initially attained.  See “RISK FACTORS” – Negative Operating History and Accumulated Deficit” of the Offering Prospectus.

WFM’s feed mill operations are seasonal.  Approximately 75% of WFM’s 2003 sales were delivered during the months of October through March, with the sales being pre-committed during the months of June through September.  The feed mill’s customers have access to natural feed stuffs (grazing) during the spring and summer months, April through September.  WFM expects such seasonality to continue as to non-dairy products; however, WFM anticipates that it will experience constant demand for its dairy feed meal product throughout the year after the development of its dairy operation, because of the demand for feed provided by the integrated dairy operation.

Plan of Operation

The Company believes that it could benefit from economies of scale if its feed mill operation could provide animal feed products to a variety of animal operations owned by the Company.  The Company continues to consider plans to construct or acquire additional animal agricultural operation.  Those facilities could include dairy operations or other animal agricultural operations.  In considering such future expansion, the Company’s Board will carefully analyze the market for the products produced by any such expanded facility and the costs and benefits of participation in the applicable industry.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net sales increased by $409,951 or 14%, to $3,358,136 in 2003, from $2,948,185 in 2002.  This increase was due to additional new customers.  Cost of sales increased by $313,856 or 14%, primarily due to increase in sales volume.

Delivery expenses increased by $57,947 or 39%, to $207,291 in 2003, from $149,344 in 2002, as a result of an increase in deliveries and fuel costs.

General and administrative expense increase by $7,452 or 2%, to $358,587 in 2003, from $351,135 in 2002 due primarily to costs associated with the Offering.

As a result of the foregoing, WFM’s operating income increase by $23,488

In view of the above factors, WFM’s net income increased by $22,230 to a profit of $101,923 in 2003, from a profit of $79,693 in 2002.

Significant Accounting Policies Effecting Financial Disclosures

Critical accounting policies effecting financial disclosures include estimates of useful life on property and equipment and the recognition of revenue on an accrual basis when products are sold.  It is unlikely that materially different amounts would be reported using different conditions, policies or assumptions.  Estimated useful lives are based on historical information and WFM has not experienced material problems with collecting accounts receivable.

Liquidity and Capital Resources

Cash and cash equivalents were $64,552 at December 31, 2003, an increase of $28,307 from $36,245 at December 31, 2002.

Net cash provided used by operating activities was $274,765 for the period ended December 31, 2003, compared to net cash provided by operating activities for the period ended December 31, 2002 of $123,410.  In general, changes from period to period in cash flow from operations are primarily due to changes in the net profit or loss experienced by WFM.  In addition, changes in accounts receivable, inventories, prepaid expenses and deposits, accounts payable and customer deposits affect period to period cash flow from operations.  Many of these fluctuations are due to the timing of cash receipts or payments.

In 2003, net cash used in investment activities increased to $533,560 from $74,690 in 2002.

In 2003, use of cash for making principal payments on long-term debt for the period ended December 31, 2003 was $60,000 compared to $96,818 in 2002.

WFM’s current long-term debt consists of: 1) a $504,000 note payable to a bank due in semi-annual installments of $28,200 and 2) deferred compensation owed to the President and Chairman of the Board of Directors of WFM, which has been deferred by his verbal agreement not to demand payment before 2005, except in the case of death or termination.  The amount of the deferred compensation owed including interest is $435,350.  See Certain Relationships and Related Transactions section of the Prospectus, p. 33.  WFM does not anticipate any significant capital expenditure requirements.  It is currently funding its debt payment from operating revenue.  It does not currently need a line of credit and does not anticipate needing one.  If one is required, WFM management is confident a line of credit could be obtained.  WFM has a long-term relationship with U.S. Bank, National Association, and they have indicated a willingness to establish a line of credit.

Item 7. Financial Statements.

Western Feed Mills, Inc. audited financial statements, described as follows, are appended to the signature page of this response.

•                                          Independent Auditor’s Report

•                                          Balance Sheets – December 31, 2003 and 2002

•                                          Statement of Operations – December 31, 2002 and 2002

•                                          Statement of Stockholders’ Equity – December 31, 2003 and 2002

•                                          Statement of Cash Flows – December 31, 2003 and 2002

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

To the best of our knowledge, there are no disagreements with accountants on accounting and financial disclosure.

Item 8A. Controls and Procedures.

Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) are responsible for establishing and maintaining the company’s disclosure controls and procedures.  These controls and procedures were designed to ensure that material information relating to the company and its subsidiaries are communicated to the CEO and the CFO.  We evaluated these disclosure controls and procedures as of the end of the period covered by this report under the supervision of our CEO and CFO.  Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports filed wit the Securities and Exchange Commission.  There has been no change in our internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The directors, officers and significant employees of WFM collectively provide experience that will enable WFM to implement its business strategies.  Several of WFM’s directors and officers have held leadership positions in a wide variety of agricultural and nonagricultural companies as well as significant experience in the cattle industry.  Although WFM has not historically done business in the dairy industry, WFM believes that the experience and strong leadership qualities of its directors, executive officers and significant employees will enable WFM to successfully enter the dairy industry if it chooses to do so.

WFM does not have a financial expert serving on its audit committee.  WFM has not adopted a separate code of Ethics that applies to the Company’s Officers and directors for the reason that the registered public offering was abandoned.

The following table sets forth the information with respect to the directors and executive officers of the Company:

Name, Address, Telephone	Age	Occupation	Background
Fred W. Raybourn	62	Chairman of Board of Directors, President and Chief Financial Officer

Mr. Raybourn has more than thirty-five (35) years of business development and management experience in the Agriculture Industry including agricultural finance, grain buying, feed ingredient merchandising and livestock management.  In the 1980’s Mr. Raybourn acquired three inactive agricultural businesses and re-established operations to generate more than $18 million in annual sales.  These businesses were Gardner Grain WFM, Gardner, Kansas; Centerview Grain and Feed, Centerview, Kansas; and Missouri Feed and Farm Supply in Liberal, Missouri.  Raybourn has also been actively involved in professional and community organizations throughout his life.  These include: Past Board Member of the Citizen’s Bank at Nevada, Missouri; Past Chairman of the Board of Missouri Agricultural Industries Council; member of the National Pork Producers Council; member of the Kansas Pork Producers Council; active member of the National Cattlemen’s Association; active member of the Kansas Livestock Association; and member of the Oklahoma Grain and Feed Association.  He has also been elected to School Boards, City Councils, and has served, honorably, for four years in the U.S. Marine Corps.

T.E. Branscum	68	Ranch owner	Mr. Branscum is the Secretary, Treasurer and a Director of WFM and is involved in several ventures in addition to WFM, including Branscum Ranch. Mr. Branscum is a Director of and investor in the State

Name, Address, Telephone	Age	Occupation	Background
			Bank, Winfield, Kansas. Mr. Branscum is a graduate of the Harvard University Advanced Management Program and holds a degree in Chemistry from Northeastern State University.

E.C. Peper	66	Grain company owner

Mr. Peper as served as a Director of WFM since December 1988 and owns Peper Grain Company, Inc. and Peper Ranch, respectively, commodity and cattle ranch operations located in Prior, Oklahoma.  Mr. Peper also serves as Director and stockholder of the Adair State Bank, Adair, Oklahoma.

Joe C. Donohue	62	Seed company owner

Mr. Donohue has been a Director of WFM since August 1988, and is involved in several swine and cattle businesses.  Mr. Donohue owns Greeley Seed Company, a seed processing concern, and Donohue Trucking Service, Inc., a regional trucking service, both of Greeley, Kansas.  Mr. Donahue owns 12,000 to 13,000 acres of agricultural land in eastern Kansas.

Don Ryan	66	Distributing company owner	Mr. Ryan has been a Director of WFM for two years. Mr. Ryan resides in Norton, Kansas, owns

Name, Address, Telephone	Age	Occupation	Background

Western Distributing, Inc. and is involved in several other businesses in that area.  Mr. Ryan owns and operates two Budweiser distributorships; one in Norton, Kansas and one in Nebraska.  He also own a substantial farming operation.

Jerry Lee Thurman	60	Sales Manager

Mr. Thurman has been employed by WFM since July 1991, has been its Sales Manager since March 1994.  Mr. Thurman previously owned and assisted in the management of family owned cattle and/or swine operations in Stillwater, Oklahoma.  Mr. Thurman is a member of the Chester White Organization, a national swine association, and the Oklahoma Swine Association.  Mr. Thurman received a Bachelor of Science degree in Agricultural Education from Oklahoma State University in 1964.

Directors are elected annually at the annual meeting of shareholders.  All directors serve one-year terms.  Their terms are not staggered and each director must be re-elected annually.  There are no family relationships among any of the executive officers, directors or significant employees of WFM.

Item 10. Executive Compensation.

The following table sets forth the compensation paid by WFM to the named executive officer for services rendered to WFM in all capacities during the period from January 1, 1996 to December 31, 2002.

Summary Compensation Table

		Compensation
Name and Principal Position	Year	Annual Salary	Other Compensation(3)
Fred W. Raybourn, President and Chairman	1996	$99,275	$6,240

	1997	$104,238	$6,960

	1998	$109,395	$6,960

	1999	$90,000	$6,960

	2000	$90,000	$6,960

	2001	$90,000	$9,260

	2002	$90,000	$9,260

	2003	$90,000	$9,260

(3)                                  Mr. Raybourn, WFM’s President and Chairman, receives personal benefits, including health insurance for which premium amounts are reflected in this column.

Employment Arrangements

WFM and Mr. Raybourn entered into an employment agreement, dated May 19, 2000, for a term of one year, with provision for automatic renewal for successive one year periods, unless either party elects not to renew the employment agreement during any renewal period.  Advance notice of one year is required to terminate the agreement by either WFM or Raybourn.  Mr. Raybourn is required to devote his full time and efforts to the business and affairs of WFM.

Mr. Raybourn is also eligible to participate in any group benefit plans or performance incentive or bonus plans WFM may establish.  WFM pays Mr. Raybourn’s health insurance premiums and provides a WFM vehicle for Mr. Raybourn’s use.  The employment agreement sets forth a noncompete provision: as long as Mr. Raybourn is an employee of WFM and for a period of two years thereafter, he cannot engage in certain activities in competition with WFM.

Compensation of Directors

Since 1993, any director who is not an employee of WFM has received a fee in the amount of $200 for each Board of Directors’ meeting attended.

Non-Qualified Stock Grant Plan

In 1994, WFM adopted a non-qualified stock option plan whereby WFM’s President, in the President’s discretion, may grant up to 10,000 shares of WFM’s Common Stock to any five key employees of WFM (a total of 50,000 shares), at no cost to such employees, which shares vest after five years.  Also, if an employee purchases WFM’s Common Stock at $1.25 per share, then WFM’s President may grant up to 10,000 matching shares of WFM’s Common Stock to any five key employees of WFM (a total of 50,000 shares), at no cost to such employees, which shares vest after a five year period.  All of such grant shares and matching shares are subject to being repurchased by WFM for nominal consideration if the applicable employment relationship is terminated (the “Non-Qualified Stock Option Plan”).

Indemnification Arrangements

WFM’s Restated and Amended Articles of Incorporation and Bylaws provide that WFM shall indemnify all directors and officers of WFM to the fullest extent permitted by the Kansas general corporation code.  Under such provisions, any director or officer, who in his capacity as such, is made or threatened to be made, a party to any suit or proceeding, shall be indemnified if it is determined that such director or officer acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of WFM.  Insofar as indemnification for liabilities arising under the Securities

Act of 1933 (the “Act”) may be permitted to directors, officers and controlling persons of WFM pursuant to the foregoing provisions, or otherwise, WFM has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

Employees

The current feed mill operation employs thirteen employees during the summer months and fifteen employees during the winter months.  The four sales and marketing employees are compensated on a salary basis.  WFM believes that the City of Cedar Vale and the surrounding area will continue to provide a sufficient labor supply.  Upon the successful completion of this Offering, WFM anticipates hiring a full-time chief financial officer.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table represents certain information as of December 31, 2003, with respect to the beneficial ownership of Common Stock by (i) each director of WFM, (ii) each executive officer of WFM, (iii) each person known by WFM to own beneficially five percent (5%) or more of the Common Stock and (iv) all directors, executive officers and five percent shareholders of WFM as a group.  Unless otherwise noted, the persons listed below have sole voting and investment power with respect to such shares.

	Number of Shares Beneficially Owned	Percentage Beneficially Owned

Fred W. Raybourn	626,664	10.7%
801 North A Street
Arkansas City, Kansas 67005

Donald E. Lehman	618,664	10.6%
109 E. Main
Gardner, Kansas 66030

T.E. “Gene” Branscum	440,000	7.5%
9 Lake Park Drive
Winfield, Kansas 67156

C.G. Delozier	586,664	10.0%
Rural Route 3, Box 4A
Chelsea, Oklahoma 74016

E.C. Peper	626,664	10.7%
Rural Route 1, Box 98
Adair, Oklahoma 74330

Joe Donohue	140,000	2.4%
Box 177
Greeley, Kansas 66033

Ashok and Jasu Shah	492,664	8.4%
3201 Regency Drive
Independence, Kansas 67301

Don Ryan (Oro Holdings)	320,000	5.5%

All directors and executive persons, as a group	3,851,320	65.9%

Item 12. Certain Relationships and Related Transactions.

WFM sells feed products to entities affiliated with E.C. Peper and T.E. “Gene” Branscum.  Both are shareholders and Directors of WFM.  These feed sales amounted to less than four percent of WFM’s total feed sales (approximately $94,000) during 2001.  WFM sold this feed at its current, retail list price and without any discount.  Since then Peper has ceased doing business in the cattle business and no longer buys feed from WFM.

WFM is also currently obligated on a note owed to Fred Raybourn, CEO, shareholder and Chairman of the Board of Directors.  The note accrues interest at 5.5%.  As of December 31, 2003 the principal and accrued interest on the note was $435,350.  The note represents the amount of deferred compensation owed Mr. Raybourn for years 1991 through 2003.  The note is  an unsecured demand note.  Mr. Raybourn verbally has agreed not to demand payment before February 1, 2005, except in case of death or termination.  (See Notes to Financial Statements, Note 3).

Item 13. Exhibits and Reports on Form 8-K.

(a)                                  Exhibits.  See Exhibit Index.

(b)                                 Reports on Form 8-K.  None.

Item 14.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-14(c) under Securities Exchange Act of 1934, as amended), as of the date (the “Evaluation Date”) within 90 days before the filing date of this annual report, have concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the Evaluation Date referred to above.

Item 15. Principal Accountant Fees and Services.

WFM has paid an annual fee of $8,000 for professional services rendered by its principal accountant, Varney & Associates, CPAs, LLC.  This fee is a combined fee for the year-end annual audit and preparation of its annual corporate tax returns.  There are no other fees paid for professional services rendered by its principal accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN FEED MILLS, INC.

By:	/s/ Fred W. Raybourn
Fred W. Raybourn, President

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement on Form SB-2 has been signed by the following persons in the capacities indicated on the dates stated

Signature	Date	Title

/s/ Fred W. Raybourn	3/29/04	President, Chief Executive Officer, Chief Financial Officer Comptroller and Chairman of the Board of Directors
Fred W. Raybourn

	3/29/04	Director
T.E. Branscum

/s/ E.C. Peper	3/29/04	Director
E.C. Peper

/s/ Joe C. Donahue	3/29/04	Director
Joe C. Donahue

	3/29/04	Director
Don Ryan

EXHIBIT INDEX

Exhibit No.	Description	Filed Herewith	Incorporated Herein by Reference to
1.1	Underwriting Agreement		Exhibit 1.1 to the Issuer’s Form SB-2 filed with the Commission on May 13, 2003 (File No. 333-88484)

3.1	Articles of Organization		Exhibit 3.1 to the Issuer’s Form SB-2 filed with the Commission on May 13, 2003 (File No. 333-88484)

3.2	Bylaws		Exhibit 3.2 to the Issuer’s Form SB-2 filed with the Commission on May 13, 2003 (File No. 333-88484)

5.1	Opinion of Morris, Laing, Evans, Brock & Kennedy, Chartered		Exhibit 5.1 to the Issuer’s Form SB-2 filed with the Commission on May 13, 2003 (File No. 333-88484)

10.1	Stock Option Plan dated September 1, 1994		Exhibit 10.1 to the Issuer’s Form SB-2 filed with the Commission on May 13, 2003 (File No. 333-88484)

10.2	Restated Employment Agreement with Fred Raybourn signed January 1, 1994		Exhibit 10.2 to the Issuer’s Form SB-2 filed with the Commission on May 13, 2003 (File No. 333-88484)

10.3	Subscription Agreement		Exhibit 10.3 to the Issuer’s Form SB-2 filed with the Commission on May 13, 2003 (File No. 333-88484)

10.4	Escrow Agreement		Exhibit 10.4 to the Issuer’s Form SB-2 filed with the Commission on May 13, 2003 (File No. 333-88484)

10.5	Indication of Interest in Debt Financing - U.S. Bank National Association		Exhibit 10.5 to the Issuer’s Form SB-2 filed with the Commission on May 13, 2003 (File No. 333-88484)

10.6	Indication of Interest in Debt Financing - Metropolitan Life Insurance Company		Exhibit 10.6 to the Issuer’s Form SB-2 filed with the Commission on May 13, 2003 (File No. 333-88484)

10.7	Indication of Interest in Debt Financing - Farm Credit of Southwest Kansas, ACA		Exhibit 10.7 to the Issuer’s Form SB-2 filed with the Commission on May 13, 2003 (File No. 333-88484)

23.1	Consent of Morris, Laing, Evans, Brock & Kennedy, Chartered		Exhibit 23.1 to the Issuer’s Form SB-2 filed with the Commission on May 13, 2003 (File No. 333-88484)

23.2	Consent of Varney & Associates, CPA’s, LLC		Exhibit 23.2 to the Issuer’s Form SB-2 filed with the Commission on May 13, 2003 (File No. 333-88484)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	☒

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	☒

32	Certification of Chief Executive Office and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)	☒

WESTERN FEED MILLS, INC.

Cedar Vale, Kansas

FINANCIAL STATEMENTS

WITH

REPORT OF CERTIFIED PUBLIC ACCOUNTANTS

December 31, 2003 and 2002

VARNEY & ASSOCIATES, CPAs, LLC

Manhattan, Kansas

Certified Public Accountants’ Report

February 16, 2004

To the Board of Directors

Western Feed Mills, Inc.

Cedar Vale, Kansas

INDEPENDENT AUDITORS’ REPORT

We have audited the accompanying balance sheets of Western Feed Mills, Inc. as of December 31, 2003 and 2002, and the related statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Feed Mills, Inc. as of December 31, 2003 and 2002 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Certified Public Accountants

Manhattan, Kansas

Financial Statements

WESTERN FEED MILLS, INC.

Cedar Vale, Kansas

BALANCE SHEETS

December 31,

	2003	2002
ASSETS
Current Assets
Cash and cash equivalents	$64,552	$36,245
Trade receivables	189,425	194,994
Payroll tax receivable	—	2,906
Inventories	154,928	120,969
Total Current Assets	$408,905	$355,114

Property and Equipment
Land	$42,500	$34,000
Buildings and grain bins	897,910	609,139
Machinery and equipment	948,815	947,396
Automobiles and trucks	657,750	424,998
Office furniture and fixtures	91,334	89,216
Subtotal	$2,638,309	$2,104,749
Less: Accumulated depreciation	1,581,871	1,460,575
Total Property and Equipment	$1,056,438	$644,174

Other Assets
Deposits	$10,000	$10,000

TOTAL ASSETS	$1,475,343	$1,009,288

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$27,650	$13,400
Accrued expenses	6,767	5,088
Payroll tax payable	374	1,259
Sales tax payable	138	178
Customer deposits on orders	116,157	54,131
Current maturities of long-term liabilities	56,400	47,857
Total Current Liabilities	$207,486	$121,913

Long-Term Liabilities
Long-term liabilities, less current maturities	$882,950	$604,391

TOTAL LIABILITIES	$1,090,436	$726,304

Stockholders’ Equity
Preferred stock, no par value; 30,000,000 shares authorized in 2003 and 2002; 0 issued	$—	$—
Common stock, no par value; 50,000,000 shares authorized in 2003 and 2002; 5,842,596 issued in 2003 and 2002	2,665,595	2,665,595
Accumulated (deficit)	(2,280,688)	(2,382,611)

TOTAL STOCKHOLDERS’ EQUITY	$384,907	$282,984

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,475,343	$1,009,288

The accompanying notes are an integral part of these financial statements.

WESTERN FEED MILLS, INC.

Cedar Vale, Kansas

STATEMENTS OF OPERATIONS

For The Years Ended December 31,

	2003	2002

NET SALES	$3,358,136	$2,948,185

Cost of Sales	2,481,181	2,167,325

Gross Profit	$876,955	$780,860

OPERATING EXPENSES
Delivery	$207,291	$149,344
Depreciation	61,660	56,930
Selling	112,248	109,770
General and administrative	358,587	351,135
Total Operating Expenses	$739,786	$667,179

OPERATING INCOME	$137,169	$113,681

OTHER EXPENSES (INCOME)
Interest	$35,246	$33,988

NET INCOME	$101,923	$79,693
Other comprehensive income	—	—
Comprehensive income	101,923	79,693

Basic earnings per common share	$0.02	$0.01

The accompanying notes are an integral part of these financial statements.

WESTERN FEED MILLS, INC.

Cedar Vale, Kansas

STATEMENTS OF STOCKHOLDERS’ EQUITY

For The Years Ended December 31, 2003 and 2002

	Common Stock
	Number of Shares Outstanding	Amount	Accumulated (Deficit)	Total

Balance - December 31, 2001	5,842,596	$2,665,595	$(2,462,304)	$203,291

Net income	—	—	79,693	79,693

Balance - December 31, 2002	5,842,596	$2,665,595	$(2,382,611)	$282,984

Net income			101,923	101,923

Balance - December 31, 2003	5,842,596	$2,665,595	$(2,280,688)	$384,907

The accompanying notes are an integral part of these financial statements.

WESTERN FEED MILLS, INC.

Cedar Vale, Kansas

STATEMENTS OF CASH FLOWS

For The Years Ended December 31,

	2003	2002

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$101,923	$79,693
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense	$121,296	$92,606
Change in assets and liabilities
(Increase) decrease in trade receivables	5,569	(85,302)
(Increase) decrease in payroll tax receivable	2,906	(2,906)
(Increase) decrease in inventories	(33,959)	3,830
Increase (decrease) in accounts payable	14,250	(8,052)
Increase (decrease) in accrued expenses	1,679	1,167
Increase (decrease) in payroll tax payable	(885)	1,259
Increase (decrease) in sales tax payable	(40)	178
Increase (decrease) in customer deposits on orders	62,026	40,937
Total Adjustments	$172,842	$43,717

NET CASH PROVIDED BY OPERATING ACTIVITIES	$274,765	$123,410

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	$(533,560)	$(74,690)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deferred compensation	$18,102	$18,102
Proceeds from long-term debt	329,000	—
Principal payments on long-term debt	(60,000)	(96,818)
Net Cash Provided by (Used in) Financing Activities	$287,102	$(78,716)

NET INCREASE IN CASH AND EQUIVALENTS	$28,307	$(29,996)

CASH AND EQUIVALENTS - BEGINNING	36,245	66,241

CASH AND EQUIVALENTS - ENDING	$64,552	$36,245

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for interest	$35,246	$33,988

DISCLOSURE OF ACCOUNTING POLICY

For purposes of the statement of cash flows, the Company considers cash and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements

WESTERN FEED MILLS, INC.

Cedar Vale, Kansas

NOTES TO FINANCIAL STATEMENTS

December 31, 2003 and 2002

Note 1:  Nature of Business and Significant Accounting Policies

Nature of Business

The Company is engaged in the manufacturing and sale of livestock feed.  Sales are primarily to customers in the agribusiness industry in Kansas and Oklahoma.  The Company’s sales are seasonal with approximately 75% of sales delivered in the first and last quarters of the year.  The Company’s sales and cost of sales are dependent on commodity prices.

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

Earnings Per Common Share

Basic earnings per common share (EPS) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  The weighted average number of common shares outstanding for computing basic EPS was 5,842,596 for both years ended December 31, 2003 and 2002.  There were no potentially dilutive securities at December 31, 2003 or 2002.

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

Accounting for the Impairment or Disposal of Long-Lived Assets

The Company’s policy is to recognize an impairment loss if the carrying amount of a long-lived asset to be disposed of is not recoverable from its undiscounted cash flows.  The impairment loss will be measured by the difference between the carrying amount and the fair value of the assets.

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

Note 2:  Inventories

Inventories at December 31 were composed of the following:

	2003	2002
Commercial feed ingredients	$94,696	$53,486
Manufactured commercial feeds	60,232	67,483
	$154,928	$120,969

Note 3:  Pledged Assets and Long-Term Liabilities

The Company’s long-term liabilities consisted of the following at December 31,:

	2003	2002
Note payable to a bank, due in semi-annual installments of $23,929, plus variable rate interest at LIBOR plus 3% due quarterly. The note is collateralized by the general assets of the Company and contains loan covenants disclosed below. This note was amended June 2003 to increase the amount of borrowing available to a total of $564,000. The semi-annual principal installment was increased to $28,200. The maturity date was extended to April 15, 2008. The other loan terms remained the same.	$504,000	$235,000

Deferred compensation payable to an officer and shareholder of the Corporation with an agreement to not demand payment before 2005, except in the case of death or termination. This carries a 5.5% interest rate and is unsecured.	435,350	417,248
	$939,350	$652,248
Less: Current maturities	56,400	47,857
Total	$882,950	$604,391

The note payable to the bank contains the following loan covenants

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

Failure to meet these covenants could result in foreclosure proceedings or the covenant could be waived.

The Company was in compliance with all loan covenants at December 31, 2003 and 2002.

Aggregate maturities of long-term liabilities are as follows at December 31,:

	2003	2002
Year ending December 31,
2003	$—	$47,857
2004	56,400	47,857
2005	56,400	47,857
2006	56,400	91,429
2007	56,400	—
2008	278,400	—
Thereafter	435,350	417,248

Total	$939,350	$652,248

Note 4:  Income Taxes

A reconciliation of income taxes computed at the United States federal statutory income tax rate (15% to 34%) to the provision (benefit) for income taxes reflected in the Statements of Operations for the years ended December 31, 2003 and 2002 is as follows:

	2003	2002
Provision for income taxes at United States federal statutory rate	$18,153	$13,909
State and local income taxes	5,170	4,224
Use of net operating losses carried forward	(23,323)	(18,133)

Income Taxes	$—	$—

Deferred tax assets and liabilities consist of the following components as of December 31,:

	2003	2002
Deferred Tax Assets
Net operating loss carryforwards	$268,000	$305,000
Less: Valuation allowance	226,000	267,000
	$42,000	$38,000
Deferred tax liability, property and equipment depreciation	42,000	38,000
Net Deferred Tax	$—	$—

At December 31, 2003 and 2002, net operating loss carryforwards of approximately $671,000 and $762,000, respectively, expire for tax purposes during the years ending December 31, 2006 through 2020.  Federal and State statutory tax rates total approximately 40%; however, the Company has not previously incurred Federal or State income taxes.

Note 5:  Commitment

During the years ended December 31, 2003 and 2002, the Company entered into contracts with certain vendors to purchase a set amount of commodities at a set price during the following year.  The Company also entered into offsetting contracts with certain customers to sell a set amount of related products during the following year.  The Company considers these normal purchases and normal sales and does not use hedging instruments.

Note 6:  Related Party Transactions

The balance sheets include the related party transactions detailed in Note 3.  The statements of operations include the following approximate amounts of income and expenses with related parties for the years ended December 31,:

	2003	2002
Sales of livestock feed	$97,226	$95,252
Interest expense	18,102	18,102

Note 7:  Deferred Compensation

The employment agreement with the Corporation’s President, originally entered into January 1, 1994, was restated and adopted by the Board of Directors of Western Feed Mills, Inc. on May 19, 2000.  This agreement restates its intent to allow the President to defer a portion of his compensation and to defer interest on the unpaid amount at the rate of 8% per year.  The 8% rate was in effect through December 31, 2001.  It was agreed that the interest rate be changed to 5.5% effective January 1, 2002.  The deferred amount is unsecured.  None of the President’s compensation was deferred for the years ended December 31, 2003 and 2002.  The President has verbally agreed to not demand payment before February 1, 2005.